Form 10-K
period 2025-12-31
Lafayette Digital Acquisition Corp. I
filed 2026-03-25
CIK 2087447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-43050

LAFAYETTE DIGITAL ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 South Biscayne Blvd, 28th Floor Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

305-913-8999

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was N/A.

As of March 24, 2026, the registrant had 29,510,000 Class A ordinary shares, par value $0.0001 per share outstanding (inclusive of shares included in outstanding units) and 9,583,333 Class B ordinary shares, par value $0.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or an initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us,” “our” or the “Company” refer to Lafayette Digital Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Lafayette Digital Sponsor I, LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in the Cayman Islands as an exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On August 27, 2025, we issued to our sponsor an aggregate of 9,583,333 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. Prior to our sponsor’s initial investment of $25,000, we had no assets, tangible or intangible.

On January 12, 2026, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (each, a “public warrant”). Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 760,000 private placement units (the “private units” and, with respect to the Class A ordinary shares included in the private units being offered, the “private shares”), at a price of $10.00 per private unit, in a private placement to our sponsor and BTIG, LLC (“BTIG”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $7,600,000. Of those 760,000 private units, the sponsor purchased 435,000 private units and BTIG purchased 325,000 private units. Each private unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (each, a “private warrant”). Each whole private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The private units are identical to the Units sold in the IPO, except that the private units, including the underlying securities, are not transferable, assignable or salable by our sponsor or BTIG until the consummation of our initial business combination, subject to certain limited exceptions. Our sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units. No underwriting discounts or commissions were paid with respect to such sale. The private units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Following the closing of the Initial Public Offering, a total of $287,500,000 from the net proceeds of the sale of the Units and the private units was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders (the “trust account”) with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, subject to applicable law. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

We have until the date that is 24 months from the closing of the IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) (the “completion window”) to consummate our initial business combination or until such earlier liquidation date as our board of directors may approve. If we are unable to complete our initial business combination within the completion window or by such earlier liquidation date as our board of directors may approve, from the closing of the IPO, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and then seek to liquidate and subsequently dissolve.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules).

Effecting Our Initial Business Combination

While we may pursue an initial business combination with any business, in any industry or geographic location (subject to certain limitations), we intend to focus our search within the financial services and technology industries. Areas of emphasis include blockchain-enabled financial infrastructure and the broader digital-asset ecosystem, financial technology and payments, artificial-intelligence-enabled financial software, encryption and cybersecurity, and enabling compute and hardware. We expect to evaluate public-network and enterprise use cases alike. Across opportunities, we prioritize lawful, standards-aligned operations while preserving the benefits of open, permissionless architectures. While we remain open to all opportunities, we expect to prioritize opportunities aligned with Ethereum and its broader ecosystem. We are not limited to these sectors and may evaluate opportunities outside them where we believe our capabilities can catalyze durable value creation.

Sourcing and Selection

We intend to leverage the relationships of our directors and officers with founders and operators, venture and growth-equity investors, corporate development teams, investment banks and strategic partners to source proprietary and semi-proprietary opportunities. Our process contemplates direct outreach to businesses evaluating late-stage private financing or public-market alternatives, certain corporate carve-outs, and referrals from aligned capital partners. We expect to conduct rigorous technology and financial diligence tailored to the target’s operating environment.

Business Combination Criteria

Consistent with our strategy, we have identified the following non-exhaustive criteria and guidelines. We may decide to enter into a business combination with a target that does not meet all of these criteria and, if we do, we will disclose that in our shareholder communications for such transaction.

●	Large, growing addressable market with favorable secular drivers and headroom for share capture.

●	Differentiated technology or defensible data (for example, cryptographic intellectual property, network effects, verifiable compute) supporting durable unit economics.

●	Attractive financial profile with a path to operating leverage and positive free cash flow over the medium term.

●	Policy-aware, standards-aligned operations (governance, information-security and auditability) appropriate for public-company stewardship.

●	Public-market suitability, including transparent key performance indicators and a credible long-term plan.

●	Experienced, high-integrity management aligned through meaningful equity rollover and performance-based structures.

●	Scalability and platform potential (products, geographies, customer segments), including via disciplined mergers and acquisitions.

●	Operational resiliency and security posture commensurate with mission-critical financial services and enterprise requirements.

Transaction Structuring and Capital Strategy

We expect to remain flexible in structuring a business combination to balance execution certainty and post-closing capitalization. This may include cash and stock or share consideration; sponsor and seller equity rollover; performance-based earn-outs; committed private investment in public equity or redemption-mitigation/backstop financing; and, where appropriate, debt financing for working capital or growth initiatives. To the extent the cash purchase price exceeds the net proceeds available to us, we may issue additional debt or equity to consummate the acquisition.

Competitive Strengths

●	Experienced team with cross-cycle execution. Our leadership has operated, financed and scaled technology-enabled and regulated businesses, equipping us to underwrite complex technology, market-structure and finance considerations.

●	Deep Ethereum network and literacy. Members of our team participate in open Ethereum forums and developer discussions focused on scaling, sequencing and cryptography, which we believe enhances sourcing, technical diligence and post-combination support.

●	Decades of experience in financial services and economics. Our team brings extensive backgrounds across global macro, banking and policy, including experience at the intersection of technology and capital markets. This breadth allows us to evaluate opportunities through both traditional finance and emerging digital-asset lenses.

●	Network across founders, investors and strategics. We expect our relationships to provide proprietary sourcing and co-investment opportunities in mature and emerging markets.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may hold in connection with the completion of our initial business combination.

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private shares held by them if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter significant competition from other entities having a business objective similar to ours (including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions), which competition may impact the attractiveness of the acquisition terms that we will be able to negotiate. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 201 South Biscayne Blvd, 28th Floor, Miami, FL 33131, provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have two officers: Mr. Jernigan and Robert Munro. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES.

We do not own any real estate or other physical properties materially important to our operations. We currently utilize office space at 201 South Biscayne Blvd, 28th Floor, Miami, FL 33131, provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. To the knowledge of management, there is currently no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and public warrants are listed on Nasdaq under the symbols “ZKPU,” “ZKP” and “ZKPW,” respectively.

Holders

As of March 24, 2026, there were 29,510,000 Class A ordinary shares (inclusive of Class A ordinary shares included in our Units) issued and outstanding held by a total of three (3) holders of record, and 9,583,333 Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit, retained earnings and/or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. Subject to applicable law, the payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

On August 27, 2025, our sponsor purchased, and the Company issued to the sponsor, 9,583,333 Class B ordinary shares (up to 1,250,000 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised) for an aggregate purchase price of $25,000, or $0.003 per share. On January 12, 2026, the underwriters fully exercised their over-allotment option and as a result, the 1,250,000 founder shares are no longer subject to forfeiture.

Use of Proceeds

On January 12, 2026, we consummated our IPO of 28,750,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share and one-fourth of one public warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 760,000 private units, at a price of $10.00 per private unit, in a private placement to our sponsor and BTIG in the Initial Public Offering, generating gross proceeds of $7,600,000. Of those 760,000 private units, the sponsor purchased 435,000 private units and BTIG purchased 325,000 private units. Each private unit consists of one Class A ordinary share and one-fourth of one private warrant. Each whole private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

As of January 12, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the private units was placed in the trust account with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

For a description of the use of the proceeds generated in our IPO and the private placement of the private units, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from August 5, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from August 5, 2025 (inception) through December 31, 2025, we had a net loss of $58,073, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the sponsor and loans from the sponsor.

Subsequent to the annual period covered by this Annual Report on Form 10-K, on January 12, 2026, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 760,000 private units, at a price of $10.00 per private unit, in a private placement to the sponsor and BTIG, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $7,600,000.

Following the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private units, a total of $287,500,000 was placed in the trust account. We incurred total transaction costs of $16,395,917, consisting of $5,750,000 of cash underwriting fee, $10,062,500 of deferred underwriting fee, and $583,417 of other offering costs.

For the period from August 5, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $58,073 was affected by payment of formation, general, and administrative costs through a promissory note – related party of $58,073.

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

We intend to use the funds held outside the trust account primarily to identify and evaluate prospective target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, select the target to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are as follows:

Name	Age	Position
Samuel A. Jernigan IV	44	Chief Executive Officer and Director
Robert Munro	59	Chief Financial Officer and Director
Alexander Stein	64	Independent Director
Jason Glazer	55	Independent Director
Robert Cusack	55	Independent Director

Samuel A. Jernigan IV, our Chief Executive Officer and director since August 2025, is a global macro investor with nearly 20 years of experience deploying capital across major asset classes, and a decade specializing in cryptography, distributed systems and blockchain assets. Since June 2024, he has been the Chief Investment Officer of Lafayette Macro Investors, an alternative asset manager specializing in digital assets through liquid and venture strategies. Starting in January 2024, Mr. Jernigan has served as a Senior Advisor to the Scroll Foundation, Puffer Foundation, and Liquid Collective. From March 2021 to December 2023, he built out and lead liquid and venture investing for Louis Bacon’s family office at Moore Capital Management LP as Head of Digital Assets. Prior to that, from July 2018 to October 2019 he launched the first global macro fund trading digital assets from the family office of Mike Novogratz (Galaxy Digital). During that time, he also helped pioneer the crypto options market and contributed to early academic research establishing Bitcoin and crypto as a new asset class. Mr. Jernigan began his career in Sales and Trading at Bear Stearns from April 2006 to March 2008 and Proprietary Trading at J.P. Morgan from December 2008 to August 2012. He collaborates closely with Ethereum Foundation researchers and is a participant on Ethereum’s All Core Developers (“ACD”) Consensus calls. In January 2025 he founded the Ethereum Monetary Forum a non-profit with the mission state of “onboarding the global financial system to Ethereum” with an organizational grant from the Ethereum Foundation and a license to use the Ethereum trademark. Mr. Jernigan received his bachelor’s degree in political science and history from the University of North Carolina at Chapel Hill in May 2003.

Robert Munro, our Chief Financial Officer since December 2025 and director since August 2025, is an experienced financial services professional with an approximately 30-year career. In September 2025, he co-founded and has been a General Partner as well as COO/CFO/CCO of Black Pill Capital, a hedge fund focused on Bitcoin development. From August 2021 to November 2024, Mr. Munro most recently served as the COO/CFO/CCO of Yorkville Advisors, a global hedge fund based in New Jersey. From November 2015 to March 2020, prior to joining Yorkville, he served as the Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer of Sentient Investment Management, a venture capital backed artificial intelligence hedge fund founded by the co-creators of Siri. Prior to that, Mr. Munro was a founding partner and from January 2008 to April 2015 COO/CFO/CCO at Tree Capital, an emerging markets hedge fund. At Tree Capital he was responsible for all Back-Office Operations, Marketing/IR, Human Resources, Outsourcing & Technology, and Legal & Compliance. Prior to co-founding Tree Capital, from June 2004 to June 2007, he was employed at Artha Capital as COO/CFO/CCO, where he played an integral role in the firm’s growth from less than $100 million to over $1.5 billion in AUM. From November 1999 to June 2002, he served as CFO at ProcureNet, a venture capital-backed electronic procurement software provider where he was hired to take the company public, and from June 1996 to November 1999 he served as VP in International Equities at Bear Stearns, responsible for all accounting, finance, operations, and risk management for the group covering Asia, Europe, and Latin America. He graduated with a Bachelor of Arts with distinction in Economics and Finance from Binghamton University in December 1988 and received an MBA in Finance from Columbia University in May 1994.

Alexander Stein has served as member of our Board of Directors since August 2025. A serial entrepreneur and technologist who has co-founded and led five startups, Mr. Stein brings more than three decades of experience at the intersection of technology, quantitative investing and capital markets. He co-founded Liquid Markets Solutions (“LMS”), a provider of ultra low latency, high capacity trading connectivity for institutional investors, and, since January 2020, has served as its Chief Executive Officer, North America. He also has served as Chairman of Cable Consultants Corporation since 2004. Previously, from January 2007 to December 2019, Mr. Stein was a Managing Director at Two Sigma Investments, where he built and led the firm’s global alpha capture strategy. He also led their evaluation of systematic real estate investing, co-led the Client Solutions platform (Venn by Two Sigma), and explored emerging technologies like blockchains. Earlier in his career, from November 1997 to December 2004, Mr. Stein co-founded Gomez Inc., an early provider of internet performance measurement, where he served as Chief Executive Officer and Head of Research (acquired by Compuware in 2009). From January 1995 to November 1997, Mr. Stein co-founded FarSight Financial Services, which was among the earliest internet brokerage platforms (acquired by Merrill Lynch in 1998). Mr. Stein received his Ph.D. in Electrical and Computer Engineering from Carnegie Mellon University in June 1991, and his Bachelor’s and Master’s degrees from Dartmouth College in June 1985.

Jason Glazer has served as member of our Board of Directors since January 2026. Mr. Glazer was Piper Sandler’s Head of Product Management following its acquisition of Cornerstone Macro in February 2022 until December 2025. Mr. Glazer joined Cornerstone, the leading independent macro research firm on Wall Street, in July 2014 as the Chief Operating Officer and Head of Sales. Prior to joining Cornerstone, Mr. Glazer spent almost two years at Cowen & Co. where he was a Managing Director and Head of Hedge Fund Sales following its acquisition of Dahlman Rose in January 2013. Previously, Mr. Glazer spent six years at Dahlman Rose as a Managing Partner where he was Co-Head of Equities & Head of Sales with Dahlman’s focus on Global Natural Resources. Mr. Glazer started his Wall Street career spending 8 ½ years as a Senior Managing Director at Bear Stearns as an institutional hedge-fund sales specialist. Mr. Glazer has an MBA in Finance and International Business from New York University’s Stern School of Business in 1998; which includes a semester in European Management Studies (Fall 1997) at Hautes Etudes Commerciales (HEC) in Jouy-en-Josas, France. Mr. Glazer graduated in 1992 from Bucknell University with a BA in Economics and Political Science. As a New Yorker, Mr. Glazer graduated from the Bronx High School of Science in 1988.

Robert Cusack has served as member of our Board of Directors since January 2026. Mr. Cusack is a veteran Washington journalist and newsroom leader with three decades of experience covering the intersection of Congress, the White House, national elections, and public policy. From July 2014 through December 2024, he served as Editor-in-Chief of The Hill newspaper and TheHill.com, leading the organization’s editorial direction across its print and digital platforms. Earlier in his tenure at The Hill, Mr. Cusack joined the newsroom in 2003 as Business and Lobbying Editor and was promoted to Managing Editor in 2004, helping direct coverage of Washington’s policy agenda and the players driving it. Prior to joining The Hill, he served as a chief editor at Inside Washington Publishers. Reporting from Washington since 1995, Mr. Cusack has interviewed senior elected officials and policymakers and covered the nation’s leading political and legislative debates. He is also a frequent on-air political analyst and has appeared across major networks including CNN, MSNBC, Fox, ABC, CBS, and C-SPAN, providing nonpartisan analysis of campaigns, legislative strategy, and governing dynamics. His investigative and political reporting has been recognized with awards from the National Press Club and the Society of Professional Journalists, including honors for work spanning issues such as national security and health care. A native of New York City, Mr. Cusack earned a B.A. in journalism from Loyola College in Maryland.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five (5) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. Prior to a business combination, these provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may only be amended by a special resolution passed by the affirmative vote of at least 90% votes cast by such shareholders as, being entitled to do so, attend and vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Alexander Stein, Jason Glazer and Robert Cusack serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Stein, Glazer and Cusack are each independent.

Jason Glazer serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Jason Glazer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Alexander Stein, Jason Glazer and Robert Cusack. Alexander Stein serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Stein, Glazer and Cusack are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Alexander Stein, Jason Glazer and Robert Cusack. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officer and Director Compensation

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination.

In addition, our officers and directors have indirect interests in the founder shares held by the sponsor as compensation for their services as officers and directors of the Company. Our Chief Executive Officer, Mr. Jernigan, has an indirect interest in 9,483,333 founder shares through membership interests in our sponsor, and our Chief Financial Officer, Robert Munro, has an indirect interest in 25,000 founder shares through membership interests in our sponsor. In addition, our independent directors have received founder shares for their services as a director. Alexander Stein, Jason Glazer and Robert Cusack have each received an indirect interest in 25,000 founder shares through membership interests in our sponsor.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares, including both Class A ordinary shares and Class B ordinary shares, as of March 24, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors that beneficially owns ordinary shares; and

●	all our officers and directors as a group.

The following table is based on 39,093,333 ordinary shares, consisting of 29,510,000 Class A ordinary shares (inclusive of shares included in outstanding units) and 9,583,333 Class B ordinary shares, outstanding as of March 24, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of any warrants, as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Samuel A. Jernigan IV(2)(3)	10,018,333	25.63%
Robert Munro	—	—
Alexander Stein	—	—
Jason Glazer	—	—
Robert Cusack	—	—
All directors and executive officers as a group (5 individuals)	10,018,333	25.63%
Lafayette Digital Sponsor I, LLC(2)(3)	10,018,333	25.63%
Linden Capital L.P.(4)	1,800,000	4.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Lafayette Digital Acquisition Corp. I, 201 South Biscayne Blvd, 28th Floor, Miami, FL 33131.
(2)	Lafayette Digital Sponsor I, LLC, our sponsor, is the record holder of such shares. Samuel A. Jernigan IV is the managing member of Lafayette Management I LLC, the managing member of the sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Samuel A. Jernigan IV disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest he may individually have therein, directly or indirectly.
(3)	Consists of (i) 435,000 Class A ordinary shares and (ii) 9,583,333 Class B ordinary shares, which are convertible into Class A ordinary shares on a one-for-one basis upon the consummation of a business combination or earlier at the option of the holder, subject to adjustment as described in the Company’s amended and restated memorandum and articles of association. Excludes the 108,750 Class A ordinary shares issuable upon exercise of the private warrants.
(4)	Based on a Schedule 13G filed by the reporting person on January 16, 2026. Consists of Class A ordinary shares held for the account of Linden Capital L.P. (“Linden Capital”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

Restrictions on Transfers of Founder Shares and Private Units

The founder shares and private units and any securities issued upon conversion thereof (including any component securities thereof and any securities underlying those component securities) are each subject to transfer restrictions. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private units (including the component securities as well as any securities underlying those component securities), until 30 days after the completion of our initial business combination, except, in each case, (a) to our or the underwriter’s officers, directors, advisors or consultants, any affiliate or family member of any of our or the underwriter’s officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from our sponsor or the underwriters to its respective members, partners or shareholders pursuant to our sponsor’s or the underwriter’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the State of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor or upon dissolution of the underwriters; (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, (ii) private units (including the component securities as well as any securities underlying those component securities), and (iii) Units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement signed prior to or on the effective date of the Company’s registration statement for the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 27, 2025, our sponsor purchased, and the Company issued to the sponsor, 9,583,333 Class B ordinary shares (up to 1,250,000 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised) for an aggregate purchase price of $25,000, or $0.003 per share. On January 12, 2026, the underwriters fully exercised their over-allotment option and as a result, the 1,250,000 founder shares are no longer subject to forfeiture.

Our sponsor and BTIG purchased an aggregate of 760,000 private units at a price of $10.00 per unit, or $7,600,000 in the aggregate in a private placement that closed simultaneously with the closing of the IPO. Of those private units, our sponsor purchased 435,000 private units and BTIG purchased 325,000 private units. Each private unit consists of one Class A ordinary share and one-fourth of one redeemable warrant. The private units are identical to the Units, except that the private units, including the underlying securities, are not transferable, assignable or salable by the sponsor or BTIG until the consummation of our initial business combination, subject to certain limitations.

Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (i) six months after the completion of our initial business combination; and (ii) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the founder shares will be released from the lock-up if (1) the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after our initial business combination or (2) if we complete a transaction after our initial business combination which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

We have entered into an administrative services agreement pursuant to which we have agreed to pay our sponsor or an affiliate thereof $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units of the post business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have entered into a registration rights agreement with respect to the founder shares and private units (and underlying securities) and Units (and underlying securities) issued upon conversion of working capital loans (if any).

Policy for Approval of Related Party Transactions

We have adopted a Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Alexander Stein, Jason Glazer and Robert Cusack are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from August 5, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $25,480 for the professional services Withum rendered and performed in connection with the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K, review of financial information for the respective periods and other required filings with the SEC for the period from August 5, 2025 (inception) through December 31, 2025. The above amount includes interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees. During the period from August 5, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from August 5, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from August 5, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit	Description
1.1	Underwriting Agreement, dated January 8, 2026, by and between the Company and BTIG, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-290473) initially filed with the SEC on September 23, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-290473) initially filed with the SEC on September 23, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-290473) initially filed with the SEC on September 23, 2025).
4.4	Warrant Agreement, dated January 8, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
4.5*	Description of the Company’s securities.
10.1	Letter Agreement, dated January 8, 2026, by and among the Company, Lafayette Digital Sponsor I, LLC and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.2	Investment Management Trust Agreement, dated January 8, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).

10.3	Registration Rights Agreement, dated January 8, 2026, by and among the Company, Lafayette Digital Sponsor I, LLC and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.4	Private Units Purchase Agreement, dated January 8, 2026, by and between the Company and Lafayette Digital Sponsor I, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.5	Private Units Purchase Agreement, dated January 8, 2026, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.6	Indemnity Agreement, dated January 8, 2026, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.7	Administrative Services Agreement, dated January 8, 2026, by and between the Company and Lafayette Digital Sponsor I, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement Amendment No. 1 to Form S-1 (File No. 333-290473) filed with the SEC on December 23, 2025).
19*	Insider Trading Policy.
21*	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2026	LAFAYETTE DIGITAL ACQUISITION CORP. I.

	By:	/s/ Samuel A. Jernigan IV
	Name:	Samuel A. Jernigan IV
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Samuel A. Jernigan IV	Chief Executive Officer and Director	March 25, 2026
Samuel A. Jernigan IV	(Principal Executive Officer)

/s/ Robert Munro	Chief Financial Officer and Director	March 25, 2026
Robert Munro	(Principal Financial and Accounting Officer)

/s/ Alexander Stein	Director	March 25, 2026
Alexander Stein

/s/ Jason Glazer	Director	March 25, 2026
Jason Glazer

/s/ Robert Cusack	Director	March 25, 2026
Robert Cusack

LAFAYETTE DIGITAL ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Lafayette Digital Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lafayette Digital Acquisition Corp. I (the “Company”) as of December 31, 2025 and the related statements of operations, changes in shareholder’s deficit and cash flows for the period from August 5, 2025 (inception) through December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from August 5, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 25, 2026

PCAOB ID Number 100

LAFAYETTE DIGITAL ACQUISITION CORP. I

BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Deferred offering costs	$188,624
TOTAL ASSETS	$188,624

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued offering costs	$86,328
Promissory note — related party	135,369
Total current liabilities	221,697

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding(1)	958
Additional paid-in capital	24,042
Accumulated deficit	(58,073)
Total Shareholder’s Deficit	(33,073)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$188,624

(1)	Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 5, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$58,073
Net Loss	$(58,073)

Weighted average Class B ordinary shares outstanding, basic and diluted(1)	8,333,333

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

 LAFAYETTE DIGITAL ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM AUGUST 5, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — August 5, 2025 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	9,583,333	958	24,042	—	25,000

Net loss	—	—	—	(58,073)	(58,073)

Balance — December 31, 2025	9,583,333	$958	$24,042	$(58,073)	$(33,073)

(1)	Excludes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 5, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(58,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	58,073
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$86,328
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$77,296

The accompanying notes are an integral part of the financial statements.

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 5, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) of its Units (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on January 12, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Units was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as our board of directors may approve, or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements. As of December 31, 2025, the Company had no cash and working capital deficit of $221,697.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Upon the consummation of the Initial Public Offering, offering costs allocated to the Public Shares are charged to temporary equity, and offering costs allocated to the warrants included in the Units and the Private Units are charged to shareholder’s deficit as the warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares issued and outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Warrant Instruments

The Company accounts for the Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of December 31, 2025, there were no Public Warrants or Private Warrants issued or outstanding.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Private Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Units (i) may not (including the Class A ordinary shares issuable upon exercise of the Private Warrants contained in the Private Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Warrants contained in the Private Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 27, 2025, the Company issued an aggregate of 9,583,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 1,250,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On January 12, 2026, the underwriters fully exercised their over-allotment option and as a result, the 1,250,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On August 26, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due promptly after the date on which the Company consummates an Initial Public Offering of its securities or the date on which the Company determines not to conduct an Initial Public Offering of its securities. As of December 31, 2025, the Company borrowed a total of $135,369 under the promissory note. Subsequent to the Initial Public Offering, on January 14, 2026, the Company paid the total outstanding borrowings of $197,368 in full and borrowings under the promissory note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on January 8, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. As of December 31, 2025, no amount has been accrued for these services in the Company’s balance sheet.

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

7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 per share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. As of December 31, 2025, there were 9,583,333 Class B ordinary shares issued and outstanding.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by our shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending our amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following an initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. Prior to a business combination, these provisions of the amended and restated memorandum and articles of association may only be amended by a special resolution passed by the affirmative vote of at least 90% of the votes cast by such shareholders as, being entitled to do so, attend and vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Deferred offering costs	$188,624

For the Period from August 5, 2025 (Inception) Through December 31, 2025
Formation, general, and administrative costs	$58,073

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 25, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Commencing on February 4, 2026, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “ZKPU.” Any underlying Class A ordinary shares and warrants that are separated will trade on Nasdaq under the symbols “ZKP” and “ZKPW,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate their Units into Class A ordinary shares and warrants.