Form 10-Q
period 2026-06-30
Lafayette Digital Acquisition Corp. I
filed 2026-08-13
CIK 2087447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 29,510,000 Class A ordinary shares (inclusive of shares included in outstanding units), par value $0.0001 per share and 9,583,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LAFAYETTE DIGITAL ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)

Assets:
Current assets
Cash	$709,155	$—
Prepaid expenses	51,511	—
Short term prepaid insurance	105,000	—
Total current assets	865,666	—
Deferred offering costs	—	188,624
Long term prepaid insurance	54,758
Investments held in Trust Account	292,251,570	—
Total Assets	$293,171,994	$188,624

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$92,692	$—
Accrued offering costs	75,000	86,328
Promissory note — related party	—	135,369
Total Current Liabilities	167,692	221,697
Deferred underwriting fee	10,062,500	—
Total Liabilities	10,230,192	221,697

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 and no shares at redemption value of $10.17 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	292,251,570	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 760,000 and no shares issued and outstanding (excluding 28,750,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	76	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(9,310,802)	(58,073)
Total Shareholders’ Deficit	(9,309,768)	(33,073)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$293,171,994	$188,624

(1)	As of December 31, 2025, includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026

General and administrative expenses	$186,057	$491,514
Loss from operations	(186,057)	(491,514)

Other income:
Interest earned on bank deposits	6,681	10,736
Interest earned on investments held in Trust Account	2,564,146	4,751,570
Total other income	2,570,827	4,762,306

Net income	$2,384,770	$4,270,792

Basic and diluted weighted average shares outstanding of Class A ordinary shares	29,510,000	27,553,536
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.12
Basic weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	9,583,333	9,500,460
Basic net income per ordinary share, Class B ordinary shares	$0.06	$0.12
Diluted weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	9,583,333	9,583,333
Diluted income per ordinary share, Class B ordinary shares	$0.06	$0.12

(1)	Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	9,583,333	$958	$24,042	$(58,073)	$(33,073)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,947,343)	(10,959,375)	(20,906,718)

Sale of private placement Units	760,000	76	—	—	7,599,924	—	7,600,000

Fair value of public warrants at issuance	—	—	—	—	2,479,688	—	2,479,688

Allocated value of transaction costs to Class A shares	—	—	—	—	(156,311)	—	(156,311)

Net income	—	—	—	—	—	1,886,022	1,886,022

Balance – March 31, 2026 (unaudited)	760,000	76	9,583,333	958	—	(9,131,426)	(9,130,392)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,564,146)	(2,564,146)

Net income	—	—	—	—	—	2,384,770	2,384,770

Balance – June 30, 2026 (unaudited)	760,000	$76	9,583,333	$958	$—	$(9,310,802)	$(9,309,768)

(1)	As of December 31, 2025, includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,270,792
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,751,570)
Payment of operating costs through promissory note	50
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,511)
Prepaid insurance	(105,000)
Long-term prepaid insurance	(54,758)
Accounts payable and accrued expenses	86,467
Net cash used in operating activities	(605,530)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	281,750,000
Proceeds from sale of private placement units	7,600,000
Proceeds from promissory note – related party	5,926
Repayment of promissory note – related party	(197,368)
Payment of offering costs	(343,873)
Net cash provided by financing activities	288,814,685

Net Change in Cash	709,155
Cash – Beginning of period	—
Cash – End of period	$709,155

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$316,694
Deferred offering costs paid through promissory note – related party	$56,023
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 5, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering by the Company of its Units (as defined below) (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Trust Account

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to January 12, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had $709,155 in cash and had working capital of $697,974.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by January 12, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2028. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 16, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $709,155 and $0 in cash and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $292,251,570 and $0, respectively, were held in money market funds, which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,800,168	$584,602	$3,175,782	$1,095,010
Denominator:
Basic weighted average shares outstanding	29,510,000	9,583,333	27,553,536	9,500,460
Basic income per share	$0.06	$0.06	$0.12	$0.12

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,800,168	$584,602	$3,168,695	$1,102,097
Denominator:
Diluted weighted average shares outstanding	29,510,000	9,583,333	27,553,536	9,583,333
Diluted income per share	$0.06	$0.06	$0.12	$0.12

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were 7,187,500 Public Warrants and 190,000 Private Warrants issued and outstanding.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,479,688)
Public Shares issuance costs	(16,239,606)
Plus:
Remeasurement of carrying value to redemption value	20,906,718
Class A ordinary shares subject to possible redemption, March 31, 2026	$289,687,424
Plus:
Remeasurement of carrying value to redemption value	2,564,146
Class A ordinary shares subject to possible redemption, June 30, 2026	$292,251,570

Recent Accounting Pronouncements

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Promissory Note — Related Party

On August 26, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due promptly after the date on which the Company either completed or decided not to pursue the Initial Public Offering. As of January 12, 2026, the Company borrowed a total of $197,368 under the promissory note, which is due on demand. Subsequent to the Initial Public Offering, on January 14, 2026, the Company paid the outstanding borrowings in full and borrowings under the promissory note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on January 8, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. For the three and six months ended June 30, 2026, the Company has incurred and paid $60,000 and $115,484 of fees for these services, respectively.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 per share. As of June 30, 2026, there were 760,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 9,583,333 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$292,251,570	$—
Cash	$709,155	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$186,057	$491,514
Interest earned on bank deposits	$6,681	$10,736
Interest earned on investments held in Trust Account	$2,564,146	$4,751,570

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

General and Administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$292,251,570	$—

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

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from August 5, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net income of $2,384,770, which consisted of interest income on bank deposits of $6,681, interest income on investments held in the Trust Account of $2,564,146 and offset by general and administrative expenses of $186,057.

For the six months ended June 30, 2026, we had a net income of $4,270,792, which consisted of interest income on bank deposits of $10,736, interest income on investments held in the Trust Account of $4,751,570 and offset by general and administrative expenses of $491,514.

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

For the six months ended June 30, 2026, net cash used in operating activities was $605,530. Net income of $4,270,792 was affected by interest earned on investments held in the Trust Account and payment of operation cost through promissory note by $4,751,570 and $50, respectively. Changes in operating assets and liabilities used $124,802 of cash for operating activities.

At June 30, 2026, we had marketable securities held in the Trust Account of $292,251,570 (including $4,751,570 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $709,155 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by January 12, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2028. The Company’s financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

LAFAYETTE DIGITAL ACQUISITION CORP. I

Date: August 13, 2026	By:	/s/ Samuel A. Jernigan IV
	Name:	Samuel A. Jernigan IV
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Robert Munro
	Name:	Robert Munro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)