Form 10-Q
period 2026-09-30
Lafayette Digital Acquisition Corp. I
filed 2026-11-12
CIK 2087447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 29,510,000 Class A ordinary shares (inclusive of shares included in outstanding units), par value $0.0001 per share and 9,583,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LAFAYETTE DIGITAL ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 5, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from August 5, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 5, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)

Assets:
Current assets
Cash	$618,867	$—
Prepaid expenses	23,422	—
Short-term prepaid insurance	105,000	—
Total current assets	747,289	—
Deferred offering costs	—	188,624
Long-term prepaid insurance	28,508	—
Investments held in Trust Account	294,921,985	—
Total Assets	$295,697,782	$188,624

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$95,919	$—
Accrued offering costs	75,000	86,328
Promissory note — related party	—	135,369
Advances from related party	8,840	—
Total Current Liabilities	179,759	221,697
Deferred underwriting fee	10,062,500	—
Total Liabilities	10,242,259	221,697

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 and no shares at redemption value of $10.26 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	294,921,985	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 760,000 and no shares issued and outstanding (excluding 28,750,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	76	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(9,467,496)	(58,073)
Total Shareholders’ Deficit	(9,466,462)	(33,073)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$295,697,782	$188,624

(1)	As of December 31, 2025, includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from August 5, 2025 (inception) through September 30, 2025

General and administrative expenses	$163,928	$655,442	$58,024
Loss from operations	(163,928)	(655,442)	(58,024)

Other income:
Interest earned on bank deposits	7,234	17,970	—
Interest earned on investments held in Trust Account	2,670,415	7,421,985	—
Total other income	2,677,649	7,439,955	—

Net income (loss)	$2,513,721	$6,784,513	$(58,024)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	29,510,000	28,212,857	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.18	$—
Basic weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	9,583,333	9,528,388	8,333,333
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.06	$0.18	$(0.01)
Diluted weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	9,583,333	9,583,333	8,333,333
Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.06	$0.18	$(0.01)

(1)	For the period from August 5, 2025 (inception) through September 30, 2025, excludes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	9,583,333	$958	$24,042	$(58,073)	$(33,073)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,947,343)	(10,959,375)	(20,906,718)

Sale of private placement Units	760,000	76	—	—	7,599,924	—	7,600,000

Fair value of public warrants at issuance	—	—	—	—	2,479,688	—	2,479,688

Allocated value of transaction costs to Warrants	—	—	—	—	(156,311)	—	(156,311)

Net income	—	—	—	—	—	1,886,022	1,886,022

Balance – March 31, 2026 (unaudited)	760,000	76	9,583,333	958	—	(9,131,426)	(9,130,392)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,564,146)	(2,564,146)

Net income	—	—	—	—	—	2,384,770	2,384,770

Balance – June 30, 2026 (unaudited)	760,000	76	9,583,333	958	—	(9,310,802)	(9,309,768)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,670,415)	(2,670,415)

Net income	—	—	—	—	—	2,513,721	2,513,721

Balance – September 30, 2026 (unaudited)	760,000	$76	9,583,333	$958	$—	$(9,467,496)	$(9,466,462)

FOR THE PERIOD FROM AUGUST 5, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — August 5, 2025 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	9,583,333	958	24,042	—	25,000

Net loss	—	—	—	(58,024)	(58,024)

Balance — September 30, 2025 (unaudited)	9,583,333	$958	$24,042	$(58,024)	$(33,024)

(1)	Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 12, 2026, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from August 5, 2025 (inception) through September 30, 2025

Cash Flows from Operating Activities:
Net income (loss)	$6,784,513	$(58,024)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,421,985)	—
Payment of operating costs through promissory note – related party	50	32,544
Payment of operating costs through advances from related party	8,840	—
Changes in operating assets and liabilities:
Prepaid expenses	(23,422)	—
Prepaid insurance	(105,000)	—
Long-term prepaid insurance	(28,508)	—
Accounts payable and accrued expenses	89,694	25,480
Net cash used in operating activities	(695,818)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of private placement units	7,600,000	—
Proceeds from promissory note – related party	5,926	—
Repayment of promissory note – related party	(197,368)	—
Payment of offering costs	(343,873)	—
Net cash provided by financing activities	288,814,685	—

Net Change in Cash	618,867	—
Cash – Beginning of period	—	—
Cash – End of period	$618,867	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$316,694	$30,270
Offering costs included in accounts payable and accrued expenses	$6,225	$—
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$56,023	$62,825
Deferred underwriting fee payable	$10,062,500	$—
Prepaid expenses contributed by Sponsor through promissory note – related party	$—	$5,716

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 5, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering by the Company of its Units (as defined below) (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to January 12, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of September 30, 2026, the Company had $618,867 in cash and had working capital of $567,530.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of September 30, 2026, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by January 12, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2028. The Company’s unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $618,867 and $0 in cash and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $294,921,985 and $0, respectively, were held in money market funds, which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — ”Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the relative fair value method. Under that method, the SPAC makes separate estimates of the fair values of the Class A Shares and Public Warrants and then allocates the net proceeds in proportion to those fair value amounts. Because the relative fair value method requires SPACs to independently measure each instrument, entities must make more fair value estimates under this method than under the with-and-without method. Offering costs allocated to the Class A ordinary shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Units are charged to shareholders’ deficit since the Public and Private Placement Warrants included in the Private Placement Units are accounted for under equity treatment, according to the assessment previously performed.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares, par value $0.0001 (together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement to purchase an aggregate of 7,377,500 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the over-allotment option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 5, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,897,508	$616,213	$5,071,653	$1,712,860	$—	$(58,024)
Denominator:
Basic weighted average shares outstanding	29,510,000	9,583,333	28,212,857	9,528,388	—	8,333,333
Basic income (loss) per share	$0.06	$0.06	$0.18	$0.18	$—	$(0.01)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 5, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,897,508	$616,213	$5,064,280	$1,720,233	$—	$(58,024)
Denominator:
Diluted weighted average shares outstanding	29,510,000	9,583,333	28,212,857	9,583,333	—	8,333,333
Diluted income (loss) per share	$0.06	$0.06	$0.18	$0.18	$—	$(0.01)

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there were 7,187,500 Public Warrants and 190,000 Private Warrants issued and outstanding.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,479,688)
Public Shares issuance costs	(16,239,606)
Plus:
Remeasurement of carrying value to redemption value	20,906,718
Class A ordinary shares subject to possible redemption, March 31, 2026	$289,687,424
Plus:
Remeasurement of carrying value to redemption value	2,564,146
Class A ordinary shares subject to possible redemption, June 30, 2026	$292,251,570
Plus:
Remeasurement of carrying value to redemption value	2,670,415
Class A ordinary shares subject to possible redemption, September 30, 2026	$294,921,985

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. The amendments apply to all public business entities. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its financial statements and related disclosures.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Advances from Related Party

As of September 30, 2026 and December 31, 2025, the Company owes $8,840 and $0, respectively, to a related party for expenses which it has paid on the Company’s behalf. The amount is due on demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on January 8, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. For the three and nine months ended September 30, 2026, the Company has incurred and paid $60,000 and $175,484 of fees for these services, respectively. For the period from August 5, 2025 (inception) through September 30, 2025, the Company did not incur and pay any fees for these services.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 per share. As of September 30, 2026, there were 760,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

LAFAYETTE DIGITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 9,583,333 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

The Company’s CODM has been identified as the Chief Executive Officer and the Chief Financial Officer, collectively, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$294,921,985	$—
Cash	$618,867	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from August 5, 2025 (inception) through September 30, 2025
General and administrative expenses	$163,928	$655,442	$58,024
Interest earned on bank deposits	$7,234	$17,970	$—
Interest earned on investments held in Trust Account	$2,670,415	$7,421,985	$—

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$294,921,985	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from August 5, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on investments held in the Trust Account held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had net income of $2,513,721, which consisted of interest income on bank deposits of $7,234, interest income on investments held in the Trust Account of $2,670,415 and offset by general and administrative expenses of $163,928.

For the nine months ended September 30, 2026, we had net income of $6,784,513, which consisted of interest income on bank deposits of $17,970, interest income on investments held in the Trust Account of $7,421,985 and offset by general and administrative expenses of $655,442.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $695,818. Net income of $6,784,513 was affected by interest earned on investments held in the Trust Account, payment of operating costs through promissory note – related party and payment of operating costs through advances from related party by $7,421,985, $50 and $8,840, respectively. Changes in operating assets and liabilities used $67,236 of cash for operating activities.

For the period from August 5, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $58,024 was affected by payment of formation, general, and administrative costs through a promissory note – related party of $32,544. Changes in accrued expenses provided $25,480 of cash from operating activities.

At September 30, 2026, we had investments held in the Trust Account of $294,921,985 (including $7,421,985 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2026, we had cash of $618,867 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s projected future liquidity position raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by January 12, 2028. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2028. The Company’s unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026 (the “Annual Report”). As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

LAFAYETTE DIGITAL ACQUISITION CORP. I

Date: November 12, 2026	By:	/s/ Samuel A. Jernigan IV
	Name:	Samuel A. Jernigan IV
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Robert Munro
	Name:	Robert Munro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)